Form 10-K
period 2003-12-31
STRUCTURED OBLIGATIONS CORP TRUST SPRINT CAPITAL CER 2002-1
filed 2004-03-30
CIK 1279940

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003   Commission File number: 001-31295

                       STRUCTURED OBLIGATIONS CORPORATION,
             (Exact name of registrant as specified in its charter)

                  Delaware                                       13-3692801
(State or other jurisdiction of incorporation)   (I.R.S. employer identification no.)

                    270 Park Avenue, New York, New York 10017
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code : (212) 270-2353

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                         Name of Each Exchange on Which Registered
-------------------------------------       -----------------------------------------
8.125% Corporate Backed Listed Trust        New York Stock Exchange
Securities ("COBALTS") Trust Series
Sprint Capital Certificates, Series 2002-1

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  Registrant  was required  to have filed such  reports)  and (2) has been  subject to such filing requirements for the past 90 days.
                             Yes x1          No
                                 ---           ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of the date of this report, all of the common stock of the Registrant is held by J. P. Morgan Securities Holdings Inc.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                             Yes  __         No  X
                                                ---



------------
1    Pursuant to staff  administrative  positions  established  in the no-action letter Corporate Asset Backed  Corporation  ("CABCO")  (available August 9,
     1995),  the  Depositor is not required to respond to various  items of Form
     10-K. Such items are designated herein as "Not Applicable".





                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

The distribution reports to security holders filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q which includes the reports filed on Form
8-K listed in Item 15(b) hereto.

                                Introductory Note
                                -----------------

Structured Obligations Corporation (the "Trustor") is the Trustor under the Base
Trust  Agreement  between the Trustor and U.S.  Bank  National  Association,  as
Trustee (the "Trustee"), as supplemented by the COBALTS Supplement 2002-1 by and between the Trustor and the Trustee, providing for the issuance of the 8.125%
Corporate Backed Listed Trust Securities ("COBALTS") Trust Series Sprint Capital
Certificates,  Series  2002-1  (the  "Certificates")  and is the Trustor for the
Certificates (the "Registrant"). The Certificates do not represent obligations of or interests in the Trustor or the Trustee.

Sprint  Corporation  (Commission  File  Number:  1-04721),  the parent of Sprint
Capital Corporation and the guarantor of the underlying securities is subject to the information  reporting  requirements of the Securities Exchange Act of 1934, as amended (the  "Exchange  Act").  Reference is hereby made to the periodic and current  reports  and other  information  filed by Sprint  Corporation  with the
Securities and Exchange  Commission (the "Commission")  pursuant to the Exchange
Act.  Periodic and current  reports and other  information  required to be filed pursuant to the Exchange Act by Sprint  Corporation  may be inspected and copied at the public  reference  facilities  maintained by the  Commission at 450 Fifth
Street,  N.W.,  Washington,  D.C. 20549. The Commission also maintains a site on the World Wide Web at  "http://www.sec.gov" at which users can view and download copies of reports,  proxy and information statements and other information filed electronically  through the Electronic  Data  Gathering,  Analysis and Retrieval
system  by  Sprint  Corporation.   Neither  the  Trustor  nor  the  Trustee  has
participated  in the  preparation of such reporting  documents,  or made any due diligence  investigation  with  respect  to the  information  provided  therein.
Neither the Trustor nor the Trustee has verified the accuracy or completeness of such  documents  or reports.  There can be no  assurance  that events  affecting
Sprint Corporation or Sprint Capital Corporation,  or the underlying  securities have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.


                                     PART I
                                     ------

Item 1.   Business
-------   --------
          Not Applicable

Item 2.   Properties
-------   ----------
          Not Applicable

Item 3.   Legal Proceedings
-------   -----------------
          The   Registrant  is  not  subject  to  any  material   pending  legal
          proceedings.

Item 4.   Submission of Matters To A Vote of Security Holders
-------   ---------------------------------------------------
          None


                                     PART II
                                     -------

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
------    ----------------------------------------------------------------------
          The Certificates issued by and representing investors' interest in the
          COBALTS Trust for Sprint  Capital Notes (the "Trust") are  represented by one or more physical Certificates registered in the name of "Cede &
          Co., the nominee of The Depository Trust Company.

          The following Certificates are listed on the exchange identified below:

Title of Each Class                          Name of Each Exchange on Which Registered
----------------------------------------     -----------------------------------------
Corporate Backed Listed Trust Securities     New York Stock Exchange
("COBALTS") Trust Series Sprint Capital
Certificates, Series 2002-1


Item 6.   Selected Financial Data
-------   -----------------------
          Not Applicable


Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
-------   ----------------------------------------------------------------------
          Results of Operations
          ---------------------
          Not Applicable

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------  ----------------------------------------------------------
          Not Applicable

Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------
          None

Item 9.   Changes  In and  Disagreements  With  Accountants  on  Accounting  and
-------   ----------------------------------------------------------------------
          Financial Disclosure
          --------------------

          None

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------
          None

Item 11.  Executive Compensation
--------  ----------------------
          Not Applicable

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  ---------------------------------------------------------------
          Information required by Item 201(d) of Regulation S-X: Not Applicable Information required by Item 403 of Regulation S-X: None

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------
          None

Item 14.  Controls and Procedures
--------  -----------------------
          Not Applicable

                                     PART IV
                                     -------

Item 15.  Exhibits, Financial Schedules and Reports on Form 8-K
--------  -----------------------------------------------------

          (a)  The following documents have been filed as part of this Report.

               3.   Exhibits:

                    99.1 - Certification by the President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    99.2 - Annual Compliance Report by Trustee.

          (b) The Form 8-Ks of the COBALTS Trust for Sprint Capital Notes (the "Trust") which relate to periods covered by this annual report include (i) the Trust's Current Report on Form 8-K for the distribution date occurring on May 15, 2003 and filed on May 30, 2003 and (ii) the Trust's Current Report on Form 8-K for the distribution date occurring on November 15, 2003 and filed on March 10, 2004.

          (c)  See Item 15(a) above.

          (d)  Not Applicable.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             STRUCTURED OBLIGATIONS CORPORATION,
                                             as trustor for the Trust Registrant



                                             By: /s/ Chadwick S. Parson
                                               ---------------------------------
                                             Name: Chadwick S. Parson
                                             Title: President


Dated: March 29, 2004

                                                                    Exhibit 99.1

                                  CERTIFICATION
                                  -------------


I, Chadwick S. Parson, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the COBALTS Trust For Sprint Capital Notes;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the depositor by the trustee under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the depositor and the trustee under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the depositor and the trustee have each fulfilled its obligations under that agreement.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: U.S. Bank Trust National Association.


                                            By:   /s/ Chadwick S. Parson
                                              --------------------------------
                                              Name:  Chadwick S. Parson
                                              Title: President
                                              Structured Obligations Corporation
                                              Date:  March 29, 2004

                                                                    Exhibit 99.2

                                  CERTIFICATION
                                  -------------

     The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the "Trustee") of the COBALTS Trust For Sprint Capital Notes (the "Trust") hereby makes the following certifications for inclusion as an exhibit to the Trust's annual report on Form 10-K for the fiscal year ended December 31, 2003 (the "Annual Report"):

1. The Trustee is the trustee under the Trust's trust agreement.

2. Based on my knowledge, for the period covered by the Annual Report, the Trustee has fulfilled its obligations under the Trust's trust agreement.



                                             /s/ Beverly A. Freeney
                                             -----------------------------------
                                             Name:   Beverly A. Freeney
                                             Title:  Vice President
                                             Date:   March 29, 2004