Form 10-K
period 2004-12-31
STRUCTURED OBLIGATIONS CORP TRUST SPRINT CAPITAL CER 2002-1
filed 2005-03-29
CIK 1279940

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004   Commission File number: 001-31295

                      STRUCTURED OBLIGATIONS CORPORATION,
             (Exact name of registrant as specified in its charter)

         Delaware                                       13-3692801
(State or other jurisdiction                (I.R.S. employer identification no.)
    of incorporation)

  270 Park Avenue, New York, New York                      10017
(Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code: (212) 270-2353

Securities registered pursuant to Section 12(b) of the Act:

                                                                Name of Each Exchange on
                    Title of Each Class                             Which Registered

8.125% Corporate Backed Listed Trust Securities ("COBALTS")     New York Stock Exchange
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

Yes [X]1   No [ ]

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

                                Yes [ ]    No [X]

_____________________

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

                                     PART I

Item 1.           Business
                  Not Applicable

Item 2.           Properties
                  Not Applicable

Item 3.           Legal Proceedings
                  The Registrant is not subject to any material pending legal proceedings.

Item 4.           Submission of Matters To A Vote of Security Holders
                  None

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters
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

              Title of Each Class                         Name of Each Exchange on Which Registered

Corporate Backed Listed Trust Securities ("COBALTS") Trust         New York Stock Exchange
Series Sprint Capital Certificates, Series 2002-1

Item 6.           Selected Financial Data
                  Not Applicable

Item 7.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations
                  Not Applicable

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk
                  Not Applicable

Item 8.           Financial Statements and Supplementary Data
                  None

Item 9.           Changes In and Disagreements With Accountants on Accounting and
                  Financial Disclosure
                  None

Item 9A.          Controls and Procedures
                  Not Applicable

Item 9B.          Other Information
                  None

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant
                  None

Item 11.          Executive Compensation
                  Not Applicable

Item 12.          Security Ownership of Certain Beneficial Owners and Management
                  Information required by Item 201(d) of Regulation S-X:  Not Applicable
                  Information required by Item 403 of Regulation S-X:  None

Item 13.          Certain Relationships and Related Transactions
                  None

Item 14.          Principal Accountant Fees and Services
                  Not Applicable

                                     PART IV

Item 15.          Exhibits, Financial Schedules and Reports on Form 8-K

     (a) The following documents have been filed as part of this Report.

          3.   Exhibits:

                    31.1 - Certification by the President of the Registrant
                    pursuant to 15 U.S.C. Section 7241, as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

                    99.1 - Annual Compliance Report by Trustee.

     (b) The Form 8-Ks of the COBALTS Trust for Sprint Capital Notes (the
"Trust") which relate to periods covered by this annual report include (i) the
Trust's Current Report on Form 8-K for the distribution date occurring on May
17, 2004 and filed on May 26, 2004 and (ii) the Trust's Current Report on Form
8-K for the distribution date occurring on November 15, 2004 and filed on
November 18, 2004.

     (c) See Item 15(a) above.

     (d) Not Applicable.

                                   SIGNATURES

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

                                          By: /s/ Chadwick S. Parson
                                          Name:  Chadwick S. Parson
                                          Title: President

Dated:  March 24, 2005

                                                                    Exhibit 31.1

                                  CERTIFICATION

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

                                      By:   /s/ Chadwick S. Parson
                                      Name:  Chadwick S. Parson
                                      Title: President
                                             Structured Obligations Corporation
                                      Date:  March 24, 2005

                                                                    Exhibit 99.1

                                  CERTIFICATION

         The undersigned, being an officer of U.S. Bank Trust National
Association, as trustee (the "Trustee") of the COBALTS Trust For Sprint Capital
Notes (the "Trust") hereby makes the following certifications for inclusion as an exhibit to the Trust's annual report on Form 10-K for the fiscal year ended
December 31, 2004 (the "Annual Report"):

1. The Trustee is the trustee under the Trust's trust agreement.

2. Based on my knowledge, for the period covered by the Annual Report, the
Trustee has fulfilled its obligations under the Trust's trust agreement.

                                           /s/ Beverly A. Freeney
                                           Name:  Beverly A. Freeney
                                           Title: Vice President
                                           Date:  March 24, 2005