Form 10-K
period 2006-12-31
STRUCTURED OBLIGATIONS CORP TRUST SPRINT CAPITAL CER 2002-1
filed 2007-03-30
CIK 1279940

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

         For the fiscal year ended December 31, 2006

                                                    or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES AND EXCHANGE ACT OF 1934

         For the transition period from ____ to ____

                                     Commission File Number 001-32042

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

Indicate by check mark if the registrant is a well-known  seasoned  issuer,  as defined in Rule 405 of the
Securities Act.

                                                Yes  __          No  X

Indicate  by check mark if the  registrant  is not  required  to file  reports  pursuant  to Section 13 or
Section 15(d) of the Act.
                                                Yes  __          No  X

Indicate by check mark whether the  Registrant  has (1) filed all reports  required to be filed by section
13 or 15(d) of the  Securities  Exchange  Act of 1934 during the  preceding 12 months (or for such shorter period that the  Registrant  was  required to have filed such  reports)  and (2) has been  subject to such filing requirements for the past 90 days.
                                                Yes  X(1)        No __

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained herein, and will not be contained,  to the best of Registrant's  knowledge,  in definitive proxy or  information  statements  incorporated  by reference in Part III of this Form 10-K or any  amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large  accelerated  filer,  an accelerated  filer, or a non-accelerated  filer. See definition of "accelerated  filer and large  accelerated  filer" in Rule 12b-2 of the Exchange Act. (check one)

         Large accelerated filer ____       Accelerated filer ____     Non-accelerated filer   X

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act).
                                                Yes __             No  X

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

__________________________
(1) Pursuant to staff administrative positions established in the no-action letter Corporate Asset
Backed Corporation ("CABCO") (available August 9, 1995), the Depositor is not required to respond to various items of Form 10-K.  Such items are designated herein as "Not Applicable".

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

Sprint Corporation (Commission File Number:  001-04721),  the parent of Sprint Capital Corporation and the
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

Item 4.           Submission of Matters To A Vote of Security Holders
                  None
                                                     PART II

Item 5.           Market for Registrant's Common Equity,  Related Stockholder Matters and Issuer Purchase
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

                              99.1 - Annual Compliance Report by Trustee.

           (b) The Form 8-Ks of the COBALTS Trust for Sprint  Capital Notes (the "Trust")  which relate to periods  covered  by this  annual  report  include  (i) the  Trust's  Current  Report  on Form 8-K for the
distribution  date  occurring  on May 15,  2006 and  filed on May 30,  2006 and (ii) the  Trust's  Current
Report on Form 8-K for the  distribution  date  occurring  on November  15, 2006 and filed on November 16,
2006

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

                                                     By  /s/ Kelly Absher
                                                     Name:  Kelly Absher
                                                     Title: Authorized Signatory

Dated:  March 28, 2007