Form 10-K
period 2007-12-31
STRUCTURED OBLIGATIONS CORP TRUST SPRINT CAPITAL CER 2002-1
filed 2008-03-28
CIK 1279940

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

         For the fiscal year ended December 31, 2007

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

__________________
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

         3.  Exhibits:

                              31.1 - Certification by the Vice President of the Registrant  pursuant to
                              15 U.S.C.  Section  7241,  as  adopted  pursuant  to  Section  302 of the
                              Sarbanes-Oxley Act of 2002.

                              99.1 - Annual Compliance Report by Trustee.

           (b) The Form 8-Ks of the COBALTS Trust for Sprint  Capital Notes (the "Trust")  which relate to periods  covered by this annual report  include (i) the Trust's  Current  Report on Form 8-K for the distribution  date  occurring  on May 15, 2007 and filed on May 30,  2007 and (ii) the Trust's  Current
Report on Form 8-K for the  distribution  date occurring on November 15, 2007 and filed on November 19,
2007.

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

                                                     By:    /s/ Kelly Absher
                                                     Name:  Kelly Absher
                                                     Title: Vice President

Dated:  March 28, 2008