Form 10-K
period 2008-12-31
STRUCTURED OBLIGATIONS CORP TRUST SPRINT CAPITAL CER 2002-1
filed 2009-03-31
CIK 1279940

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Yes _____ No   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes _____ No   X

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to have filed such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  1 No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

                 Large accelerated filer ______    Accelerated filer ____     Non-accelerated filer     X

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act).

Yes _____ No   X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of the date of this report, all of the common stock of the Registrant is held by J. P. Morgan Securities Holdings Inc.

_________________________

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

The following Certificates are listed on the exchange identified below:

Title of Each Class	Name of Each Exchange on Which Registered
Corporate Backed Listed Trust Securities (“COBALTS”) Trust Series Sprint Capital Certificates, Series 2002-1	New York Stock Exchange

Item 6.	Selected Financial Data
Not Applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Not Applicable

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Not Applicable

Item 8.	Financial Statements and Supplementary Data
None

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None

Item 9A.	Controls and Procedures
Not Applicable

Item 9B.	Other Information
Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
None

Item 11.	Executive Compensation
Not Applicable

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 201(d) of Regulation S-X: Not Applicable
Information required by Item 403 of Regulation S-X: None

Item 13.	Certain Relationships and Related Transactions, and Director Independence
None

Item 14.	Principal Accounting Fees and Services
Not Applicable

PART IV

Item 15.	Exhibits, Financial Schedules

(a) The following documents have been filed as part of this Report.

3. Exhibits:

31.1 – Certification by the President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1 – Annual Compliance Report by Trustee.

(b) The Form 8-Ks of the COBALTS Trust for Sprint Capital Notes (the “Trust”) which relate to periods covered by this annual report include (i) the Trust’s Current Report on Form 8-K for the distribution date occurring on May 15, 2008 and filed on May 21, 2008 and (ii) the Trust’s Current Report on Form 8-K for the distribution date occurring on November 17, 2008 and filed on November 24, 2008.

(c) See Item 15(a) above.

(d) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRUCTURED OBLIGATIONS CORPORATION,

as trustor for the Trust Registrant

By: /s/ Chadwick S. Parson

Name:  Chadwick S. Parson

Title:    Managing Director and President

Dated: March 19, 2009