Form 10-K
period 2009-12-31
STRUCTURED OBLIGATIONS CORP TRUST SPRINT CAPITAL CER 2002-1
filed 2010-03-31
CIK 1279940

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	X	No

 [Rule 405 of Regulation S-T is not applicable.]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

 [Item 405 of Regulation S-K is not applicable.]

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

[1] Pursuant to staff administrative positions established in the no-action letter Corporate Asset Backed Corporation (“CABCO”) (available August 9, 1995), the Depositor is not required to respond to various items of Form 10-K.  Such items are designated herein as “Not Applicable”.

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

Sprint Nextel Corporation (Commission File Number: 001-04721), the parent of Sprint Capital Corporation and the guarantor of the underlying securities is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Reference is hereby made to the periodic and current reports and other information filed by Sprint Nextel Corporation with the Securities and Exchange Commission (the “Commission”) pursuant to the Exchange Act.  Periodic and current reports and other information required to be filed pursuant to the Exchange Act by Sprint Nextel Corporation may be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. The Commission also maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system by Sprint Nextel Corporation. Neither the Trustor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Trustor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting Sprint Nextel Corporation or Sprint Capital Corporation, or the underlying securities have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

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

99.1 – Annual Compliance Report by Trustee.

               (b) The Form 8-Ks of the COBALTS Trust for Sprint Capital Notes (the “Trust”) which relate to periods covered by this annual report include (i) the Trust’s Current Report on Form 8-K for the distribution date occurring on May 15, 2009 and filed on May 21, 2009 and (ii) the Trust’s Current Report on Form 8-K for the distribution date occurring on November 16, 2009 and filed on November 20, 2009.

               (c)  See Item 15(a) above.

               (d)  Not Applicable.

SIGNATURES

                        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRUCTURED OBLIGATIONS CORPORATION,
as trustor for the Trust Registrant

By:      /s/ Chadwick S. Parson

Name:  Chadwick S. Parson

Title:     Managing Director and President

(senior officer in charge of securitization function of the Depositor)

Dated:  March 30, 2010