Form 10-K
period 2010-12-31
STRUCTURED OBLIGATIONS CORP TRUST SPRINT CAPITAL CER 2002-1
filed 2011-03-24
CIK 1279940

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2010

or

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES AND EXCHANGE ACT OF 1934

                For the transition period from ____ to ____

Commission File Number 001-32042

STRUCTURED OBLIGATIONS CORPORATION,

(Exact name of registrant as specified in its charter)

Delaware	13-3692801
(State or other jurisdiction of incorporation)	(I.R.S. employer identification no.)

270 Park Avenue, New York, New York	10013
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (212) 270-2353

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
8.125% Corporate Backed Listed Trust Securities (“COBALTS”) Trust Series Sprint Capital Certificates, Series 2002-1	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	__	No	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	__	No	X

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

99.1 – Annual Compliance Report by Trustee.

               (b) The Form 8-Ks of the COBALTS Trust for Sprint Capital Notes (the “Trust”) which relate to periods covered by this annual report include (i) the Trust’s Current Report on Form 8-K for the distribution date occurring on May 17, 2010 and filed on May 28, 2010 and (ii) the Trust’s Current Report on Form 8-K for the distribution date occurring on November 15, 2010 and filed on November 29, 2010.

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

Dated:  March 22, 2011